Form 10QSB
period 2000-09-30
MAS ACQUISITION XXII CORP
filed 2000-11-02
CIK 1103020

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from

                      Commission file number 0-28929

                              RetinaPharma, Inc.
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

     As of September 30, 2000, the Registrant has outstanding 8,272,400 shares of Common Stock.

                         RetinaPharma, Inc.

                            Form 10-QSB

                         Quarterly Report

                        September 30, 2000


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                 Page
(1) Financial Statements
     Balance Sheet at September 30, 2000                         3
     Statements of Operations for the three months and nine
        months ended September 30, 2000 and 1999  and the period
        from inception (January 6, 1997)
        to September 30, 2000                                    4
     Statements of Cash Flows for the nine months
        ended September 30, 2000 and 1999 and the period
        from inception (January 6, 1997)
        to September 30, 2000                                    5
     Notes to Unaudited Financial Statements                     6

(2) Management's Discussion and Analysis or
        Plan of Operation                                        7

PART II. OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                       9

                    RetinaPharma, Inc.
               (A Development Stage Company)
                      Balance Sheet
                     September 30, 2000
                       (Unaudited)

Assets

Current assets:
  Total current assets                            $      -

Other assets:
  Organization costs net of amortization of $68         22
                                                  --------
     Total assets                                 $     22
                                                  ========

Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $      -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,272,400 shares issued and
   outstanding                                         111
   Deficit accumulated during the
    development stage                                  (89)
                                                  --------
     Total liabilities and stockholders' equity   $     22
                                                  ========


     Read the accompanying notes to the financial statements.

                                 RetinaPharma, Inc.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                Three Months         Nine Months       Inception
                               Ended  Sept. 30,     Ended Sept. 30, (January 6, 1997)
                               ---------------     ---------------        to
                               2000      1999      2000     1999     Sept. 30, 2000
                               ---------------     ---------------   --------------
Revenue                        $  -      $  -      $  -      $  -        $   -

Costs and expenses:
 General and Administrative       4         4        14        14           89
                               ----      ----      ----      ----        -----
   Net (loss)                  $ (4)     $ (4)     $(14)     $(14)       $ (89)
                               ====      ====      ====      ====        =====

Per share information:

 Weighted average number
 of common shares
 outstanding
 basic and fully diluted  8,519,900 8,519,800 8,519,900 8,519,800    8,516,000
                          ========= ========= ========= =========    =========

 (Loss) per share
 basic and fully diluted      $(.00)    $(.00)    $(.00)    $(.00)       $(.00)
                              =====     =====     =====     =====        =====


                Read the accompanying notes to the financial statements.

                                RetinaPharma, Inc.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                    Nine Months            Inception
                                                   Ended Sept. 30,      (January 6, 1997)
                                               ------------------------       to
                                                  2000         1999      Sept. 30, 2000
                                               -----------  ----------- ----------------
Cash Flows From Operating Activities:
  Net (loss)                                     $   (14)    $   (14)      $      (89)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Amortization                                        14          14               68
  Issuance of common stock for services                -           -                2
  Gift shares issued                                   -           -               19
                                                 -------  -  -------       ----------
Net cash provided by (used in)
  operations                                           -           -                -
                                                 -------     -------       ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -           -                -
                                                 -------     -------       ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -           -                -
                                                 -------     -------       ----------
Net increase (decrease) in cash and
  cash equivalents                                     -           -                -
                                                 -------     -------       ----------
Beginning cash and cash equivalents                    -           -                -
                                                 -------     -------       ----------
Ending cash and cash equivalents                 $     -     $     -       $        -
                                                 =======     =======       ==========



     Read the accompanying notes to the financial statements.

                            RetinaPharma, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                        As of September 30, 2000

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

(4) Stockholders' Equity

On September 29, 2000 247,500 shares of the Company's $.001 par value common stock were returned to the Company for no consideration and cancelled.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (January 6, 1997) through September 30, 2000.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2000.

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

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION

  On September 29, 2000, five of our shareholders returned a total of 247,500 shares of our Common Stock for cancellation. We paid no consideration and our parent company, MAS Capital Inc. agreed to issued 2,500 shares of Common Stock of MAS Capital Inc. as consideration.

  On June 8, 2000, we entered into a Contribution Agreement with RetinaPharma, Inc. to exchange shares of our Common Stock for property listed on Schedule 2.1. After RetinaPharma, Inc.'s property contribution, RetinaPharma, Inc. will own 94% of the then outstanding common stocks.

  On June 13, 2000, we changed the name of our business from MAS Acquisition XXII Corp. to RetinaPharma, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits


     EXHIBIT         DESCRIPTION OF EXHIBIT
     -------         --------------------------------------------------------
     2.0             Contribution Agreement

     3.0             Articles of Amendment of the Articles of Incorporation

     27.1            Financial Data Schedule (For SEC purposes only)

B. Reports on Form 8-K
   None




SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



RetinaPharma, Inc.

Date: November 1, 2000

                                     By: /s/ Aaron Tsai
                                     ----------------------------------
                                     Aaron Tsai
			             President, Chief Executive Officer
			             Treasurer and Director


EXHIBIT 2.0     CONTRIBUTION AGREEMNT

                            CONTRIBUTION AGREEMENT
                               RetinaPharma, Inc.

     THIS CONTRIBUTION AGREEMENT ("Agreement") is entered into on this 8th day of June 2000 by and between MAS Acquisition XXII Corp., an Indiana corporation
("Pubco"), and the subscribers listed on the signature pages hereto
("Subscribers"), hereinafter collectively referred to as Hopkins Capital Group.

                                  INTRODUCTION
                                  ------------
     The transaction contemplated by this Agreement is intended to be an integral part of a "tax free" contribution of property under Section 351 of the
Internal Revenue Code of 1986 as amended.  As a single consolidated transaction,
Pubco will simultaneously exchange shares of its stock (the "Pubco Stock") for the property as listed on Schedule 2.1.  After the contribution transaction contemplated herein, the Hopkins Capital Group will own 94% of the then outstanding capital stock of Pubco.

                                    AGREEMENT

                               SECTION 1 - GENERAL
                               -------------------
     Issuance of shares of Pubco shall be part of a single consolidated transaction.  Accordingly, after the conclusion of the transaction, Pubco shall, in exchange for the property described in Schedule 2.1, issue stock representing more than 94% of the capital stock of Pubco immediately after Closing.  The current shareholders of Pubco not participating in this transaction shall hold
750,000 shares of Common Stock of Pubco immediately after Closing.

                      SECTION 2 - CONTRIBUTION FOR PUBCO STOCK
                      ----------------------------------------
     2.1     Issuance and Delivery of Pubco Stock.  Subject to the terms and conditions contained in this Agreement, at the Closing, Pubco shall acquire the property listed in Schedule 2.1 in exchange for 12,125,000 shares of Pubco
Common Stock representing 94% of the then outstanding shares of Pubco.  The shares of Pubco shall be issued to the individuals in the amounts specified in
Schedule 2.1
     2.2     Issuance of Pubco Options.  No options to acquire shares of Pubco shall survive the Closing.
     2.3     No Lien or Encumbrances on Pubco Stock.  The issuance of the Pubco stock shall be made free and clear of all liens, mortgages, pledges, encumbrances or charges, whether disclosed or undisclosed, except as the Hopkins
Capital Group and Pubco shall have otherwise agreed in writing.
     2.4     Fractional Shares.  Notwithstanding any other term or provision of this Agreement, no fractional share of Pubco Common Stock and no certificates or scrip therefore, or other evidence of ownership thereof, will be issued and neither shall the Hopkins Capital Group have any right to receive cash in lieu thereof.  Hopkins Capital Group's pro rata share of Pubco Common Stock shall be rounded up to the nearest whole number of shares.
     2.5     No Registration of the Pubco Stock; Legend.  None of the Pubco
Stock issued to the Hopkins Capital Group shall, at the time of Closing, be registered under federal or state securities laws, but rather, shall be issued pursuant to an exemption therefrom and shall be considered "restricted stock""
within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act").  The Pubco Common Stock so issued shall bear a legend worded substantially as follows:

     "THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF
     1933, AS AMENDED (THE "SECURITIES ACT") AND ARE "RESTRICTED SECURITIES" AS
     DEFINED IN RULE 144 PROMULGATED UNDER THE SECURITIES ACT.  THE SHARES
     REPRESENTED BY THE CERTIFICATE MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED,
     HYPOTHECATED, TRANSFERRED OR ASSIGNED EXCEPT (1) PURSUANT TO A REGISTRATION
     STATEMENT THEN IN EFFECT UNDER THE SECURITIES ACT, (2) IN COMPLIANCE WITH
     RULE 144, OR (3) PURSUANT TO AN OPINION OF COUNSEL TO THE ISSUER HEREOF,
     SATISFACTORY IN FORM AND SUBSTANCE TO THE ISSUER, THAT SUCH REGISTRATION OR
     COMPLIANCE IS NOT REQUIRED AS TO SUCH SALE, OFFER TO SELL, PLEDGE,
     HYPOTHECATION, TRANSFER OR ASSIGNMENT"

Pubco's transfer agent shall annotate its records to reflect the restrictions on transfer embodied in the legend set forth above.

                               SECTION 3 - CLOSING
                               -------------------
     3.1     Closing of Transaction.  The Closing of the Exchange Transaction
(the "Closing" or "Closing Date") shall take place at a date and time to be mutually agreed upon by the parties, not more than 30 days from the date hereof.
     3.2     Deliveries at Closing of Agreement.  At the execution of this
Agreement, Pubco shall provide Board Minutes or consents approving the terms of this Agreement and the transaction contemplated herein.
     3.3     Deliveries at Closing by Pubco.
             3.3.1 Pubco shall deliver or cause to be delivered at the Closing:
                   3.3.1.0 a copy of the consent of Pubco's Board of Directors authorizing Pubco to take the necessary steps toward closing the transaction described by this Agreement;
                   3.3.1.1 a copy of a Certificate of Good Standing for Pubco issued not more than 90 days prior to the Closing by the appropriate Secretary of State;
                   3.3.1.2 issue stock certificates as shown in Schedule 2.1 to the Hopkins Capital Group as provided herein;
                   3.3.1.3 Corporate Record Book complete through date of
                           Closing;
                   3.3.1.4 copies of all filings with the SEC and NASD, complete through Closing;
                   3.3.1.5 copies of all filings of state and federal tax
                           returns, complete through Closing; and
                   3.3.1.6 copies of all financial statements, audit reports and correspondence with auditors, complete through Closing.
     3.4     Deliveries at Closing by Hopkins Capital Group.  Hopkins Capital
Group shall deliver to Pubco at the Closing the property described in Schedule
2.1.

              SECTION 4 - REPRESENTATIONS AND WARRANTIES BY PUBCO
              ---------------------------------------------------
     Pubco represents and warrants to the Hopkins Capital Group as follows:
     4.1     Organization and Good Standing.  Pubco is a corporation duly organized, validly existing and in good standing under the laws of the State of
Indiana and has full corporate power and authority to own or lease its properties and to carry on its business as now being conducted and as proposed to be conducted.
     4.2     Capitalization.  Pubco's authorized capital stock consists of
80,000,000 shares of $.001 par value Common Stock (defined above as "Pubco
Common Stock"), of which 750,000 shares of Pubco Common Stock are outstanding at the date of this Agreement and held by approximately 151 shareholders and
20,000,000 shares of Preferred Stock at $.001 par value, of which there are no shares outstanding.  Attached as Schedule 4.2, is a list of Pubco's shareholders and their respective share ownership as of the date of this Agreement.  Pubco is not authorized to issue any class or classes of stock other than such above-
described Common Stock.  There will be, immediately prior to the Closing,
750,000 shares of Pubco Common Stock outstanding, representing 5.5% of Pubco shares outstanding immediately after Closing.  No warrants, options or other rights to acquire Pubco Shares outstanding or contemplated except as otherwise provided herein.
     4.3     Authority to Execute Agreement.  The Board of Directors of Pubco,
pursuant to the power and authority legally vested in it, has duly authorized the execution and delivery by Pubco of this Agreement, and has duly agreed to each of the transactions hereby contemplated. Pubco has the power and authority to execute and deliver this Agreement, to approve the transactions hereby contemplated and to take all other actions required to be taken by it pursuant to the provisions hereof. Pubco has taken all actions required by law, its Certificate of Incorporation, as amended, or otherwise to authorize the execution and delivery of this Agreement and this Agreement is valid and binding upon Pubco. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby will constitute a violation or breach of the Certificate of Incorporation, as amended, or the Bylaws, as amended, of Pubco, or any agreement, stipulation, order, writ, injunction, decree, law, rule or regulation applicable to Pubco.
     4.4 Subsidiaries. Pubco has no subsidiaries and no investments, directly or indirectly, or other financial interest in any other corporation or business organization, joint venture or partnership of any kind whatsoever.
     4.5 Financial Statements. Copies of Pubco's audited financial statements from inception including for the fiscal year ended December 31, 1998 and December 31, 1999, and its unaudited financial statements for the period ended May 31, 2000 (collectively, the "Pubco Financial Statements"), all of which are true, accurate, and complete and are attached as Schedule 4.5.
     4.6 Absence of Financial Changes. Since the Pubco financial statements attached as Schedule 4.5, there has been no material change in Pubco's financial condition, assets or liabilities, which expenses, incurred prior to the Closing, shall be paid by Pubco prior to the Closing and shall not be the responsibility of Pubco thereafter. Upon the Closing, Pubco shall have no debts, liens, liabilities, payables or other obligations except as expressly permitted herein.
     4.7 Absence of Certain Changes. Since the Pubco financial statements attached as Schedule 4.5:
             4.7.1 other than in the normal course of business, Pubco has not entered into any material transaction;
             4.7.2 there has been no material adverse change in the condition
(financial or otherwise), business, property, prospects, assets or liabilities of Pubco as shown on the Pubco Financial Statements, other than changes that both individually and in the aggregate do not have a consequence that is materially adverse to such condition, business, property, prospects, assets or liabilities;
             4.7.3 there has been no material damage to, destruction of or loss of any of the properties or assets of Pubco (whether or not covered by insurance) materially and adversely affecting the condition (financial or otherwise), business, property, prospects, assets or liabilities of Pubco;
             4.7.4 Pubco has not declared or paid any dividend or made any distribution on its capital stock, redeemed, purchased or otherwise acquired any of its capital stock, granted any options to purchase shares of its stock;
             4.7.5 there has been no material change, except in the ordinary course of business, in the contingent obligations of Pubco by way of guaranty, warranty or otherwise;
             4.7.6 there have been no loans made by Pubco to its employees, officers or directors;
             4.7.7 other than in the normal course of business, there has been no extraordinary increase in the compensation of any of Pubco's employees;
             4.7.8 there has been no other event or condition of any character which might reasonably be expected either to result in a material adverse change in the condition (financial or otherwise) business, property, prospects, assets or liabilities of Pubco or to impair materially the ability of Pubco to conduct the business now being conducted.
     4.8     Assets.  All of the assets reflected on the Pubco Financial
Statements or acquired and held as of the Closing Date, other than any capital leases, are, and on the Closing Date will be, owned by Pubco. Except as set forth in Schedule 4.8, Pubco owns outright and has good and marketable title, or holds valid and enforceable leases, to all of such assets, and no liens exist, except for liens placed upon the property at the time of purchase or lease or through one or more financing transactions. To the best of Pubco's knowledge, none of Pubco's equipment has any material defects and in all material respects is in good operating condition and repair, except for ordinary, routine maintenance and repair.


     4.9 Absence of Undisclosed Liabilities. At Closing, Pubco will have no other liabilities of any nature, whether accrued, absolute, contingent, or otherwise.
     4.10 Litigation. There are no outstanding orders, judgments, injunctions, awards or decrees of any court, governmental or regulatory body or arbitration tribunal against Pubco or its properties. There are no actions, suits or proceedings pending, or, to the knowledge of Pubco, threatened against or relating to Pubco. Pubco is not in default under or with respect to any judgment, order, writ, injunction or decree of any court or of any federal, state, municipal or other governmental authority, department, commission, board, agency or other instrumentality.
     4.11 Compliance with Laws. To the best of Pubco's knowledge, the operations and affairs of Pubco do not violate any law, ordinance, rule or regulation currently in effect, or any order, writ, injunction or decree of any court or governmental agency, the violation of which would substantially and adversely affect the business, financial condition or operations of Pubco.
     4.12 Contracts. Except for this Agreement, Pubco is not a party to any contract, nor is Pubco a party to any written or oral commitment which will extend beyond the closing of this Agreement.
     4.13 Tax Matters. All federal, foreign, state and local tax returns, reports and information statements required to be filed by or with respect to the activities of Pubco have been filed for all the years and periods for which such returns and statements were due, including extensions thereof. Pubco has not incurred any liability with respect to any federal, foreign, state or local taxes except in the ordinary and regular course of business. Pubco is not delinquent in the payment of any such tax or assessment, and no deficiencies for any amount of such tax have been proposed or assessed.
     4.14     Pubco:
              4.14.1 is in compliance with Federal securities law and its SEC filings are current, accurate and complete.
              4.14.2 is not in any violation of any applicable State securities law and the transaction contemplated herein will not be in violation of any Federal or applicable State securities law.
              4.14.3 has not received any shareholder complaints or shareholder actions and there is no outstanding shareholder litigation nor does Pubco have any knowledge of any pending lawsuits.
              4.14.4 the transaction contemplated by this Agreement will comply with all the rules and regulations of the SEC and all other governmental agencies or bodies.
     4.15 Books and Records. The books and records of Pubco are complete and correct and accurately present, in all material respects, all of the transactions therein described.
     4.16 Finder's Fees. Pubco is not liable or obligated to pay any finder's, agent's or broker's fee arising out of or in connection with this Agreement or the transactions contemplated by this Agreement except for such broker's commissions, if any, payable by Pubco in connection with the Private
Placement, all of which shall be paid and satisfied solely by Pubco.
     4.17 Disclosure. Pubco has disclosed all events, conditions and facts materially affecting the business and prospects of Pubco. No representation or warranty by Pubco in this Agreement nor in any certificate, exhibit, schedule or other written document, furnished to the Hopkins Capital Group by Pubco in connection with the transactions contemplated by this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary to be stated in order to make the statements contained herein or therein not misleading.

                        SECTION 5 - ACCESS AND INFORMATION
                        ----------------------------------
     5.1     As to Pubco.  Pubco shall give to Hopkins Capital Group, their accountants and other representatives, full access, during normal business hours throughout the period prior to the Closing, to all of Pubco's books and records concerning Pubco's affairs as the Hopkins Capital Group shall reasonably request.

                    SECTION 6 - CONDUCT OF PARTIES PENDING CLOSING
                    ----------------------------------------------
     6.1     Conduct of Pubco Pending Closing.  Pubco covenants that, pending the Closing:
             6.1.1 Pubco will conduct business only in the ordinary course.
             6.1.2 No change will be made in Pubco's Certificate of
Incorporation or Bylaws or in Pubco's authorized shares of stock except as may be first approved in writing by the Hopkins Capital Group.
             6.1.3 No dividends shall be declared, no stock options granted
(other than as provided herein) and no employment agreements shall be entered into with officers or directors of Pubco.
             6.1.4 Except as otherwise requested by the Hopkins Capital Group,
Pubco and the Pubco Shareholders will use their best efforts to preserve Pubco's business organization intact; to keep available to the Hopkins Capital Group the services of its present officers and employees; and to preserve the goodwill of those having business relations with Pubco.

                     SECTION 7 - CONDITIONS PRECEDENT TO CLOSING
                     -------------------------------------------
     7.1     Conditions Precedent to the Hopkins Capital Group Obligations.  The
obligations of the Hopkins Capital Group to consummate the transaction contemplated by this agreement are subject to the fulfillment prior to or at the
Closing, of all conditions elsewhere herein set forth, including, but not limited to, their receipt of all deliveries required by Section 3 herein, and fulfillment, prior to the Closing, of each of the following conditions:
             7.1.1 As a result of the exchange of Pubco shares contemplated by this Agreement, immediately following the Closing of this Agreement, the recipients of shares under Section 2 and Section 6 of this Agreement shall, in the aggregate, hold 94% of the outstanding shares of Pubco.
             7.1.2 Receipt of all necessary approvals of regulatory authorities having jurisdiction over the Acquisition.
             7.1.3 There shall be no material adverse change in the business, assets, financial condition or prospects of Pubco through the Closing date and, upon the Closing, Pubco shall have no balance sheet debt, accounts payable or other obligations or indebtedness of any description.
             7.1.4 Appropriate confirmations shall be given as to compliance with representations, warranties and covenants.
             7.1.5 Written confirmation to the Hopkins Capital Group that there will be immediately prior to the Closing 750,000 shares of Pubco Common Stock outstanding representing less than 5.5% of Pubco shares outstanding immediately after Closing.  No outstanding options, warrants or stock rights will be outstanding.
             7.1.6 The Hopkins Capital Group shall have reasonably satisfied themselves that, since the date of this Agreement, the business of the Pubco has been conducted in the ordinary course; no withdrawals of cash or other assets have been made and no indebtedness has been incurred since the date of this
Agreement, except which have occurred in the ordinary course of business or with respect to services rendered or expenses incurred in connection with the Closing of this Agreement, unless said withdrawals or indebtedness were either authorized by the terms of this Agreement or subsequently disclosed in writing by the parties.
             7.1.7 Pubco shall have granted the Hopkins Capital Group (acting through its management personnel, counsel, accountants or other representatives designated by it) full opportunity to examine its books and records, properties, plants and equipment, proprietary rights and other instruments, rights and papers of all kinds in accordance with Section 6 hereof and the Hopkins Capital
Group shall be reasonably satisfied to proceed with the transactions contemplated by this Agreement upon completion of such examination and investigation.

             7.1.8 The Hopkins Capital Group shall have reasonably satisfied themselves that all transactions contemplated by this Agreement shall be legal and binding.
             7.1.9 The Hopkins Capital Group has completed its due diligence inquiry of Pubco and Pubco documents.
             7.2.0 The execution of this Agreement by all Hopkins Capital Group participants unless otherwise agreed by Pubco

                SECTION 8 - ADDITIONAL COVENANTS OF THE PARTIES
                -----------------------------------------------
     8.1     Cooperation.  The Hopkins Capital Group and Pubco will cooperate with each other and their respective agents in carrying out the transactions contemplated by this Agreement, and in delivering all documents and instruments deemed reasonably necessary or useful by the other party.
     8.2     Expenses.  Prior to Closing, Pubco shall pay all of its respective costs and expenses (including attorneys' and accountants' fees, finder's fees, costs and expenses) incurred in connection with this transaction, except for
$5,000 expense reimbursement due to MAS Financial Corporation at Closing.
     8.3     Publicity.  Pubco shall not, without prior written consent of the
Hopkins Capital Group, publish any press releases or disseminate any news regarding this Agreement or transaction contemplated herein prior to closing unless required to do so by law.
     8.4     Name Change.  Pubco will amend its Articles of Incorporation prior to Closing to change its name to a name chosen by the Hopkins Capital Group and eligible for filing with the Secretary of State.

                                SECTION 9 - REMEDIES
                                --------------------
     9.1     Mutual Termination.  The Hopkins Capital Group and Pubco may agree to mutually terminate this Agreement prior to Closing without any liability to each other.
     9.2     Defaults Permitting Termination.  If either Hopkins Capital Group or Pubco materially default in the due and timely performance of any of their warranties, covenants, or agreements under this Agreement, or upon failure of a condition precedent, the non-defaulting party or parties may on or prior to the
Closing Date give notice of termination of this Agreement, in the manner provided in Section 13.6.  The notice will specify with particularity the default or defaults on which the notice is based.  The termination will be effective five business days after the addressee receives the notice, unless the specified default or defaults have been cured on or before the effective date for termination.  Except as otherwise expressly provided herein, upon termination here under neither party shall continuing have any responsibility to the other party
     9.3     Arbitration.  Any controversy or claim arising from or relating to this Agreement, or its making, performance, or interpretation, will be exclusively and solely settled by binding arbitration before three arbitrators under the commercial arbitration rules of the American Arbitration Association then existing.  Judgment on the arbitration award may be entered in any court having jurisdiction over the subject matter of the controversy.  The arbitration shall be exclusively held in Sarasota, Florida.

       SECTION 10 - SURVIVAL OF REPRESENTATIONS, WARRANTIES AND COVENANTS
       ------------------------------------------------------------------
     10.1     As to Pubco.  The representations, warranties and covenants of
Pubco contained herein shall survive the execution and delivery of this
Agreement, the Closing and the consummation of the transactions called for by this Agreement of two years from the Closing.

                           SECTION 11 - MISCELLANEOUS
                           --------------------------
     11.1     Entire Agreement; Amendments.  This Agreement contains the entire agreement between the parties with respect to the transactions contemplated hereby, and supersedes all negotiations, representations, warranties, commitments, offers, contracts, letters of intent, and writings prior to the date hereof. No waiver and no modification or amendment of any provision of this Agreement shall be effective unless specifically made in writing and duly signed by the parties to this Agreement bound thereby.
     11.2 Binding Agreement. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective assigns and successors in interest; provided, that neither this Agreement nor any right hereunder shall be assignable by Pubco, or Hopkins Capital Group without the prior written consent of the other parties.
     11.3 Attorney's Fees. Except as otherwise provided herein, in the event of any controversy, claim or dispute among the parties to this Agreement arising out of or relating to this Agreement or breach thereof, each party hereto shall pay his, her or its own legal expenses, attorney's fees and costs.
Mr. Duffey is a licensed attorney and consultant, and from time to time, may have or may, in the future, provide legal or non-legal consulting services to the Hopkins Capital Group and may deliver similar services to Pubco following
Closing. Pubco and the Hopkins Capital Group waive any conflict of interest arising from the described relationship. It is understood that expenses and fees may be paid to Mr. Duffey or his affiliates or to consulting companies or to law firms with which he may have a relationship in connection with services or consulting provided to Hopkins Capital Group or Pubco either before or after the Closing. It is expressly agreed by Pubco that Mr. Duffey has provided no legal or consulting services to Pubco prior to the Closing and that Pubco has relied solely upon its own access to legal, tax and financial advisors.
Further, it is expressly acknowledged by each participant in the Hopkins Capital
Group that Mr. Duffey has provided no legal, tax, financial or other consultive services to or for the benefit of any of said participants in the Hopkins
Capital Group or to Hopkins Capital Group itself. Each individual participant in the Hopkins Capital Group and the Hopkins Capital Group itself have been advised by Mr. Duffey to consult with and rely upon their own independent legal, tax, financial or other advisors in connection with this transaction and all matters related thereto.
     11.4 Severability. If any provision hereof shall be held invalid or unenforceable by any court of competent jurisdiction or as a result of future legislative action, such holding or action shall be strictly construed and shall not affect the validity or effect on any other provisions hereof.
     11.5 Governing Law. In any action or proceeding arising out of or related to this Agreement, the law of the State of Florida shall be followed.
     11.6 Notices. All notices or other communications required hereunder shall be in writing and shall be sufficient in all respects and shall be deemed delivered after 3 days if sent via registered or certified mail, postage prepaid; the next day if sent by overnight courier service; or upon completion of transmission if sent by facsimile:

     To Hopkins Capital Group:
                                Hopkins Capital Group
                                709 The Hamptons Lane
                                Chesterfield, MO  63017
                                Fax:  (314) 474-7030
     To Pubco:
                                MAS Acquisition XXII Corp.
                                1710 East Division Street
                                Evansville, IN  47711
                                Fax:  (812) 479-7267

or if by facsimile to the facsimile number provided by the party, or by personal delivery.
     11.7 Counterparts. This Agreement may be executed in one or more counterparts, each of, which may be deemed an original, but all of which together, shall constitute one and the same instrument.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

MAS Acquisition XXII Corp.                  Contributors:
                                            (Hopkins Capital Group Participants)


By:  /s/Aaron Tsai as President             Hopkins Capital Group IV, LLC
     --------------------------
	Authorized Signatory
                                            By:  /s/ Francis E. O'Donnell Jr.
                                            --------------------------------

                                            Friday Harbour LLC

                                            By:  /s/ Debra L. Finehout
                                            --------------------------------
                                                 Debra L. Finehout, Manager

                                            By:  /s/ James McNulty
                                            --------------------------------
                                                 James McNulty

                                            By:  /s/ Carlos Santos
                                            --------------------------------
                                                 Carlos Santos

                                            By:  /s/ Nicole Longridge
                                            --------------------------------
                                                 Nicole Longridge

                                            William W. Dolan, Trustee of
                                            the Spencer Charles Duffey
                                            Irrevocable Trust Under
                                            Agreement Dated the 29th Day of
                                            July, 1998

                                            By:  /s/ William W. Dolan
                                            --------------------------------

                                            William W. Dolan, Trustee of
                                            the Elizabeth Rosemary Duffey
                                            Irrevocable Trust Under
                                            Agreement Dated the 29th Day of
                                            July, 1998

                                            By:  /s/ William W. Dolan
                                            --------------------------------



                                            By:
                                            --------------------------------


                                 RetinaPharma
                                 Schedule 2.1
                      Hopkins Capital Group Contributors


                                 Number of
                                 Pubco           Price Per      Description of
                                 Shares to be    Pubco          Property
Name of Contributors             Received        Share          Contributed
------------------------------   ------------    -----------    --------------
Hopkins Capital Group IV, LLC    10,925,000      $.001          $100,000

Friday Harbour LLC                  180,000       .001               180

James McNulty                       360,000       .001               360

Carlos Santos                       360,000       .001               360

Nicole Longridge                    120,000       .001               120

William W. Dolan, Trustee of the     90,000       .001                90
Spencer Charles Duffey Irrevocable
Trust Under Agreement Dated the
29th Day of July,m 1998

William W. Dolan, Trustee of the     90,000       .001                90
Elizabeth Rosemary Duffey
Irrevocable Trust Under Agreement
Dated the 29th Day of July, 1998

                                Schedule 4.2

                   List of Pubco Shareholders at Closing

     MAS Acquisition XXII Corp.
     Stockholders List
     At Closing
                                                 Shares     Date
1       MAS Capital Inc.
        1710 E. Division St.
        Evansville, IN 47711
		                                 659,203    1/6/1997
                                                 659,203

2	Stanislav Nikolaevich Gemes
	Lva Tolstogo St.,  22-27
	Khabarovsk 68000
	Russia
                                                     250    3/31/1997
                                                     250

3       Sergei Konstantinovich Afon
        Svetlanskay St., 123-18
        Vladivostok 681235
        Russia
                                                     250    3/31/1997
                                                     250

4       Pavel Alexandrovich Sidorkin
        Volochaevskaya St., 122-18
        Khabarovsk 680000
        Russia
                                                     250    3/31/1997
                                                     250

5	Stepan Alexandrovich Dybov
	Volochaevskaya St., 122-18
	Khabarovsk 680000
	Russia
                                                     250    3/31/1997
                                                     250

6       Ilona Yanochevna Nerba
        Sluzebnaya St., 3-14
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

7       Larisa Nikolaevna Timoshina
        Dikopoltzeva St., 128-15
        Khabarovsk 680028
        Russia
                                                     250    3/31/1997
                                                     250

8       Natalya Petrovna Timoshilova
        Stepnaya St.,  3-118
        Khabarovsk 680078
        Russia
                                                     250    3/31/1997
                                                     250

9       Anatoly Ivanovich Kim
        Sheronova St., 18-27
        Khabarovsk 680049
        Russia
                                                     250    3/31/1997
                                                     250

10      Nina Nikolaevna Kern
        Dikopoltzeva St., 18-25
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

11      Alexei Dmitrievich Basuk
        Zaparina St., 38-1002
        Khabarovsk 680000
        Russia
                                                     250    3/31/1997
                                                     250

12      Vadim Alexandrovich Yuchno
        Dzershinsky St., 91-88
        Khabarovsk 680039
        Russia
                                                     250    3/31/1997
                                                     250

13      Maxim Vladimirovitch Golodnitsky
        Zaparina St., 35-164
        Khabarovsk 680020
        Russia
                                                     250    3/31/1997
                                                     250

14      Ludmila Viktorovna Sandaluk
        Amursky Blvd., 27-6
        Khabarovsk 680005
        Russia
                                                     250    3/31/1997
                                                     250

15      Vladimir Viktorovich Knyshov
        Oblachnay St., 6-27
        Khabarovsk 680014
        Russia
                                                     250    3/31/1997
                                                     250

16      Michael Dmitrievich Nerba
        Sluzhebnaya St., 3-14
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

17      Irina Vladimirovna Kern
        Lermontova St., 32-27
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

18      Sergei Michaelovich Nerba
        Sluzhebnaya St., 3-14
        Khabarovsk 680013
        Russia	                                     500    1/6/1997
                                                     250    3/31/1997
                                                     750

19      Vitaly Alexandrovich Boyarkin
        Leningradskaya St., 3-61
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

20      Victoria Vitalyevna Boyarkina
        Leningradskaya St., 3-61
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

21      Natalya Alexandrovna Boyarkina
        Leningradskaya St., 3-61
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

22	Evgeni Nikolaevich Kern
	Lermontova St., 32-27
	Khabarovsk 680013
	Russia
                                                     250    3/31/1997
                                                     250

23      Elena Viktorovna Dobrynina
        Zaparina St., 32-164
        Khabarovsk 680026
        Russia
                                                     250    3/31/1997
                                                     250

24      Alexander Nilolaevich Dobrynin
        Zaparina St., 32-164
        Khabarovsk 680026
        Russia
                                                     250    3/31/1997
                                                     250

25      Denis Michaelovich Nevzorov
        Zaparina St., 123-55
        Khabarovsk 680028
        Russia
                                                     250    3/31/1997
                                                     250

26      Tatyana Alexandrovna Nevzorova
        Fruuze St., 56-36
        Khabarovsk 680000
        Russia
                                                     250    3/31/1997
                                                     250

27      Michael Nikolaevich Nevzorov
        Fruuze St., 56-36
        Khabarovsk 680000
        Russia
                                                     250    3/31/1997
                                                     250

28      Olga Nikolaevna Nerba
        Lermontova St., 6-27
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

29      Tatyana Tichonovna Rumina
        Lermontova St., 6-27
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

30      Nikolai Petrovich Rumin
        Lermontova St., 6-27
        Khabarovsk 680013
        Russia
                                                     250    3/31/1997
                                                     250

31      Vladimir Yrevich Dobrov
        Serysheva St., 13-3
        Khabarovsk 680028
        Russia
                                                     250    3/31/1997
                                                     250

32      Natalya Vladimirovna Prishkolnik
        Kalinina St., 92-178
        Khabarovsk 680042
        Russia
                                                     250    3/31/1997
                                                     250

33      Charles S. Roberson
        6212 O'hara Dr.
	Evansville, IN 47711
                                                     100    1/6/1997
                                                     100

34      David E. Carra
        1319 S. Elliott St.
        Evansville, IN 47713
                                                     100    1/6/1997
                                                     100

35      April K. Carlisle
        327 West 1st St., Apt. No. 19
        Bloomington, IN 47403                        500
                                                     100    1/6/1997
		                                     600

36      Rich Hemmer
        2108 Adams Ave.
        Evansville, IN 47711                         500    1/6/1997
                                                     100    1/6/1997
                                                     600


37      Stephen Lee
        300 Third St., Apt. No. 703
	San Francisco, CA 941007                     500    1/6/1997
                                                     100    1/6/1997
                                                     600

38      Susan Elizabeth Cormell
        76 Goldthorne Avenue
        Sheldon, B'ham.  B26 3LE
        England
                                                     100    9/30/1998
                                                     100

39      Julie Caroline Avery
        43 Arden Oak Rd.
        Sheldon, B'ham.  B26 3NA
        England
                                                     100    9/30/1998
                                                     100

40P     Pamela Avery
        43 Arden Oak Rd.
        Sheldon, B'ham.  B26 3NA
        England
                                                     100    9/30/1998
                                                     100

41      Robert George William Avery
        43 Arden Oak Rd.
        Sheldon, B'ham.  B26 3NA
        England
                                                     100    9/30/1998
                                                     100

42      Roger Thomas Sant
        19 Hunts Farm Close
        Tollesbury, Maldon  CM9 8QX
        England
                                                     100    9/30/1998
                                                     100

43      Victor Charles Bowmer
        8 Bellamy Farm Rd.
        Shirley, Solihull,  B90 3DH
        England
                                                     100    9/30/1998
                                                     100

44      Robert Charles Bowmer
        23 Clandon Close
        Birmingham,  B14 5QL
        England
                                                     100    9/30/1998
                                                     100

45      Barbara Jean Ellson
        68 Fernhill Rd.
        Olton, Solihull,  B92 7RU
        England
                                                     100    9/30/1998
                                                     100

46      John Peter Debney
        68 Fernhill Rd.
        Olton, Solihull,  B92 7RU
        England
                                                     100    9/30/1998
                                                     100

47      Emma Weight
        23 Clandon Close
        Kings Heath, B'ham.  B14 5QL
        England
                                                     100    9/30/1998
                                                     100

48      Jean Weight
        23 Clandon Close
        Kings Heath, B'ham.  B14 5QL
        England
                                                     100    9/30/1998
                                                     100

49      Jose Luis Guevara Diaz
        1-Ra Av. Sur Altamira
        Edificio San Antonio,  Piso 5,  Apto 1-E, Altamira
        Caracas  10060
        Venezuela
                                                     100    9/30/1998
                                                     100

50      David Guevara Diaz
        1-Ra Av. Sur Altamira
        Edificio San Antonio,  Piso 5,  Apto 1-E, Altamira
        Caracas  10060
        Venezuela                                    500    1/31/1998
                                                     100    9/30/1998
                                                     600

51      Mevert Aurelio Serrano Selazco
        Urb La Alamada calle B Res
        Canaveral P-B-1B, Sta Fe Norte
        Caracas  10080
        Venezuela
                                                     100    9/30/1998
                                                     100

52      Pablo Hernandez Gallon
        Av. Luis Roche
        Edificio Torre Altamira,  piso 12,  Apto 124
        Caracas   10060
        Venezuela
                                                     100    9/30/1998
                                                     100

53      Juan Dario Hernandez Cano
        Av. Luis Roche
        Edificio Torre Altamira,  piso 12,  Apto 124
        Caracas   10060
        Venezuela
                                                     100    9/30/1998
                                                     100

54      Mario J. Lemoine Iragorri
        Av. Paez,  Resd. Las Mercedes
        Piso 2,  Apto 2-4,  El Paraiso
        Caracas   100100-A
        Venezuela
                                                     100    9/30/1998
                                                     100

55      Frank Enrique Ladera Ladera
        Urb. Sta. Cecilia-Res Town
        City # APB#1 Valencia,  Ed.Carabobo
        Valencia
        Venezuela
                                                     100    9/30/1998
                                                     100

56      Felipe Enrique Betancourt Garcia
        Urb. Jardines de Sta Rosa # 35 Qta Andis
        Vereda # 20,  Cua Edo Miranda
        Caracas   10060
        Venezuela
                                                     100    9/30/1998
                                                     100

57      Fernandez Quintero Reinaldo Alberto
        Av. Venezuela
        Edf. El Amado,  Piso 5,  Apt.13 Bello Monte
        Caracas   10060
        Venezuela
                                                     100    9/30/1998
                                                     100

58      Mena Matute Mayerling Daliath
        Urb La Alameda calle B
        Res. Canaveral,Torre B - PB1-B  Sta Fe Norte
        Baruta Edo Miranda  10080
        Venezuela
                                                     100    9/30/1998
                                                     100

59      Guevara Diaz Monica
        1-Ra Av. Sur Altamira
        Edificio San Antonio,  Piso 5,  Apto 1-E, Altamir
        Caracas  10060
        Venezuela
                                                     100    9/30/1998
                                                     100

60      Carlos Jesus Guevara Diaz
        1-Ra Av. Sur Altamira
        Edificio San Antonio,  Piso 5,  Apto 1-E, Altamira
        Caracas  10060
        Venezuela
                                                     100    9/30/1998
                                                     100

61      Eduardo Jose Banco
        Av. Inter Comunal
        Rs. Acuarius  Piso 3,  Apto 303
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

62      Jose Luis Loreto Gutierrez
        Av. Inter Comunal
        Rs. Rinconada  Piso 6,  Apt. 603
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

63      Alexander Luis Barretto
        Av. Inter Comunal
        Rs.  El Poliedro,  Piso 2,  Apto 205
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

64      Leonardo Pedrin Vargas
        Av. Inter Comunal
        Los Cedros La Floresta  Edf. 1, Apt. No. 2
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

65      Jeans Carlos Herrera
        Av. Inter Comunal
        El Valle  Res. Tequendana,  Piso 12-1204
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

66      David Curbenos Garcia
        Res. La Floresta
        Av. Inter Comunal,  Los Cedros Apt. 3-2
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

67      Pedro Pablo Gutierrez Moreno
        Av. Inter Comunal
        El Valle  Rs. Savoy Entada 2,  Piso 100,  Apt. 100-02
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

68      Julio Cesar Rodriguez Revette
        Av. Inter Comunal
        El Valle  Rs. Tokio,  Piso 17, Apt. 17-5
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

69      Neil Alberto Alcala Bello
        Av. Inter Comunal
        Res. El Parque,  Piso 2,  Apt. 205
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

70      Victor Jose Monillo
        Chacao  Av. El Colesio
        Edf. Primavera,  Piso 5,  Apt 5A
        Caracas   10032
        Venezuela
                                                     100    9/30/1998
                                                     100

71      Angel Jose Oneca
        Edf. Quesera UD-4
        Caricuao  Piso 11,  Apt. 11002
        Caracas   10041
        Venezuela
                                                     100    9/30/1998
                                                     100

72      Leonel Antonio Borreso Herrera
        Altos De Caricuao
        Edf. Guasdualito,  Piso 8,  Apt. 805
        Caracas  10041
        Venezuela
                                                     100    9/30/1998
                                                     100

73      Carlos Alberto Armas
        Urb. Caraballeda Qta
        Los Corales Av. Principal
        La Guaira  10018
        Venezuela
                                                     100    9/30/1998
                                                     100

74      Hector  Jose  Alvarez Mejias
        Urbanisacion Castillejo
        Duatine Res Castillejo Casa No. 18
        Duatine   10012
        Venezuela
                                                     100    9/30/1998
                                                     100

75      Jose Luis Vegas
        Av. Principal Antimano
	Edf. Pedredal  Apto. 5-5
	Caracas   10081
	Venezuela
                                                     100    9/30/1998
                                                     100

76      Daisy Oviedo De Lara
        Edf. Banvendez Reducto A Glorieta
        Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

77      Mitzy Capriles De Ledezma
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas   10058
        Venezuela
                                                     100    9/30/1998
                                                     100

78      Rosalia Romero
        Edf. Banvendez Reducto A Glorieta
        Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

79      Jesus Amoyo Gomez
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

80      Amadeo Leyba
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

81      Mercedes Vargas
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

82      Daniela  Schadendorf De Esparis
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

83      Leonardo Velazquez
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

84      Susana Prada De Allulli
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

85      Jose Pimentel Latvaa
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

86      Esdgan Mujica
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

87      Jose Feliz Oletta
        Edf. Banvendez Mezzanina
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

88      Dulce Delgado
        Edf. Banvendez
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

89      Maria Cristina Parra
        Edf. Banvendez
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

90      Nelson Jose Lara
        Edf. Banvendez
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

91      Nancy Montero
        Edf. Banvendez
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

92      Luis Enrique Oberto
        Edf. Banvendez
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

93      Mariztza Matiozzi
        Edf. Banvendez
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

94      Jorge Carvajal Morales
        Edf. Banvendez
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

95      Fernando Pereira
        Edf. Banvendez
        De Reducto A Glorieta  Av. Lecuna
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

96      Wilmer  Jose  De Abrev  Vazquez
        Rs. Venezuela, Edf. Orinoco
        Piso. 3,  Apt. 3-1 Coche
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

97      Jacqueline  Carrasco  Gamez
        Casa # 4312
        La Pastora, Av. Baralt
        Caracas   10060
        Venezuela
                                                     100    9/30/1998
                                                     100

98      Iraida  De La Corteza  Carrasco De John
        Casa # 4312
        La Pastora, Av. Baralt
        Caracas   10060
        Venezuela
                                                     100    9/30/1998
                                                     100

99      Victor  Jovanny  Suarez  Valdes Pino
        Rs. Bravos Deapure
        Piso 5,  Apt. 504, Caricuao
        Caracas   10041
        Venezuela
                                                     100    9/30/1998
                                                     100

100     Abranham Giraud L.
        Avenida Sur 17 Qta Santa Eduvigis
        # 41 El Conde, El Centro
        Caracas   10058
        Venezuela
                                                     100    9/30/1998
                                                     100

101     Pablo  Rafael  Barretto
        Rs. Ayacucho UD-4
        Piso 2, Apt. 201 Caricuao
        Caracas 10041
        Venezuela
                                                     100    9/30/1998
                                                     100

102     Jhonny  Emiliano  Diaz  Pacheco
        Urbanisacion  Montana Alta
        San Antonio Losaltos
        Los Teques   100100
        Venezuela
                                                     100    9/30/1998
                                                     100

103     Jorge A. Briones  Torrealba
        Av. Venezuela Torre Amenica
        Piso 8,  Ofic. 816 Bello Monte
        Caracas   10085
        Venezuela
                                                     100    9/30/1998
                                                     100

104     Omar  Antonio  Morales  Mancano
        Rs. Bolivarianas Bloque 5
        Entrada 1,  Piso 3,  Apt. 303 Coche
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

105     Williams Montes
        Rs. Longaray
        Piso 13,  Apt. 13-4 Elvalle
        Caracas   10090
        Venezuela
                                                     100    9/30/1998
                                                     100

106     Pedro Pacheco
        Carretera Panamericana
        Urb.  Carrizal  No. 14  Qta Lacima
        Los Teques   100100
        Venezuela
                                                     100    9/30/1998
                                                     100

107     Manuel Antonio Gonzalez Gonzalez
        Av. Univercidad
        Edf. Miracielos  Piso 2,  Apt 1
        Caracas   10010030
        Venezuela
                                                     100    9/30/1998
                                                     100

108     Rafael Chenubini Ocando
        Centro Ejeutivo La Piramide
        Mezz.  Ofic.  21-E Elcentro
        Caracas   10058
        Venezuela
                                                     100    9/30/1998
                                                     100

109     Pedro Miguel Cardozo Azuaje
        3rd. Tranvesal Los Cortijos
        Edif. Los Cortisos II Semisotano
        Caracas   10021
        Venezuela
                                                     100    9/30/1998
                                                     100

110     Jose Luis Ferreira
        Carretera Panamericana
        Km. 16 Via Los Teques Minicentro La Mina Pb.
        Los Teques   100100
        Venezuela
                                                     100    9/30/1998
                                                     100

111     Brieda Aular Perez
        Calle Bermudez Coussin
        No. 1009-92 Entre  Av. Padre Alfonzo Yamanzun
        Valencia   1120
        Venezuela
                                                     100    9/30/1998
                                                     100

112     Henry Rossenschein
        Av. Leonardo DaVinci
        Edf. Pisalle,  Piso 5,  Apto. 52  Bellomonte
        Caracas   10085
        Venezuela
                                                     100    9/30/1998
                                                     100

113     Ernesto Fernandez
        Calle Del Naranjal
        Qinta Patricia San Jose Los Altos
        Los Teques   100100
        Venezuela
                                                     100    9/30/1998
                                                     100

114     Dumas Roberto Gomez Gonzalez
        Av. Principal Los Cortisos
        De Loudes Los Ruices Ofil  Piso 1
        Caracas   10021
        Venezuela
                                                     100    9/30/1998
                                                     100

115     Guillermo Paredes
        Cruz Verde A Velazquez
        No. 77 Santa Teresa El Centro
        Caracas   10058
        Venezuela
                                                     100    9/30/1998
                                                     100

116     Jose Dominguez
        Avda. Solo  Edf. Marlene
        El Rosal  No. 51
        Caracas   10020
        Venezuela
                                                     100    9/30/1998
                                                     100

117     Hugo Cesar Bastidas
        Calle  3B  Edf. C2-08PB
        Zona Industrialla Urbina
        Caracas  10045
        Venezuela
                                                     100    9/30/1998
                                                     100

118     Richard Tovar
        Av. Libertador Bello
        Campo Edif. Terot Piso 1,  Ofc. 4
        Caracas   6334
        Venezuela
                                                     100    9/30/1998
                                                     100

119     Feliz Morales Marcano
        Calle Real Manicomio
        Av. Principal Lidice No. 41
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

120     Mario Olivares Marcano
        Calle Rio Caura Centro
        Comercial La Piramide PB Local 17
        Caracas   10015
        Venezuela
                                                     100    9/30/1998
                                                     100

121     George Dao Dao
        Km.  13 Detras De La Oveja
        Negra San Antonio Los Altos
        Los Teques   100100
        Venezuela
                                                     100    9/30/1998
                                                     100

122     Alejandro Andres H.
        Rs.  Venezuela Edf.
        Carabobo  Apt. 100-4  Piso 100 Coche
        Caracas   10091
        Venezuela
                                                     100    9/30/1998
                                                     100

123     Francis Carolina Maldonado Gonzalez
        Centro Financiero Latino
        Piso 22 Av. Urdaneta
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

124     Leonardo George Bastardo
        Carretera Panamericana
        Km. 14  San Antonio Los Altos
        Los Teques   100100
        Venezuela
                                                     100    9/30/1998
                                                     100

125     Elba Elena Diaz Acero
        1 Av. Altammira Sur Res. San Antonio
        Piso 5,  Apto 1-E
        Caracas   10060
        Venezuela
                                                     100    9/30/1998
                                                     100

126     Roberto Carlos Diaz
        Av. Prinsipal San Bernadino
        Quinta Patricia
        Caracas   10041
        Venezuela
                                                     100    9/30/1998
                                                     100

127     Silio Antonio Manzanero Lariva
        Plaza Candelaria
        Edf. Ruiz Senor Piso 4,  Apt. 404
        Caracas 10041
        Venezuela
                                                     100    9/30/1998
                                                     100

128     Eduardo Jose Crespo
        Av. Baralt Bucare Acarmen
        Edf. Bucare,  Piso 2,  Apt. 2-3
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

129     Josueismael Gomez
        Abanico a Socorro
        Edf.  Remi,  Piso 2,  Apt 202  Altagracia
        Caracas 10058
        Venezuela
                                                     100    9/30/1998
                                                     100

130     Eduardo Palomar Lopez
        Rs. Araguaney  Piso 12,  Apt. 1205
        Carretera Petare
        Guarenas   100100
        Venezuela
                                                     100    9/30/1998
                                                     100

131     Miguel Enrique Ravelo Vouteris
        Av. Principal Bello Monte
        Edf. Pigalle  PB
        Caracas 10021
        Venezuela
                                                     100    9/30/1998
                                                     100

132     Ibain Gregorio Lopez Artiaga
        Av. Principal Las Minas
        Urbanisacion Las Minas Casa No. 15
        Baruta   10081
        Venezuela
                                                     100    9/30/1998
                                                     100

133     Gabriel Antonio Caraballo Soto
        Av. Principal Caurimare
        Edf. Orinoco,  Piso 9,  Apt. 9-2 Entrada B
        Caracas 10018
        Venezuela
                                                     100    9/30/1998
                                                     100

134     Edgar Jose Maldonado Garcia
        Av. Victoria,  Edf. La Victoria
        Piso 3,  Apt. 3-2
        Caracas 10032
        Venezuela
                                                     100    9/30/1998
                                                     100

135     Maria Particia Pichardo
        Rs. Hipodromomo
        Piso 12,  Apt. 12-02
        Caracas 10091
        Venezuela
                                                     100    9/30/1998
                                                     100

136     Rafael Angel Chavez
        Av. Principal El Cafetal
        Edf. El Ruka Mate,  Piso 4,  Apt. 42
        Caracas 10081
        Venezuela
                                                     100    9/30/1998
                                                     100

137     Eric David Domingo Azaujo
        El Cafetal  Edf. Taraus
        Piso 3,  Apt. 3-1
        Caracas 10081
        Venezuela
                                                     100    9/30/1998
                                                     100

138     Maikel Lopez  Lopez
        Urb. Sta. Maria Cafetal
        Res. Caribe,  Piso 2  Apto. 1
        Caracas 10045
        Venezuela
                                                     100    9/30/1998
                                                     100

139     Gustavo Heiten Aguylar
        La Florida  Qta. Lanena
        El Bosque Alta Florida
        Caracas 10021
        Venezuela
                                                     100    9/30/1998
                                                     100

140     Carlos Alfredo Ferreira Moron
        Urbanisacion Los Chaguaramos
        Qta. Fuler No. 40
        Caracas 100100
        Venezuela
                                                     100    9/30/1998
                                                     100

141     Maria Josefa Cheda Saavedra
        Principal El Marqez
        Edf. Primavera  Piso 5,  Apto. 5A
        Caracas 10051
        Venezuela
                                                     100    9/30/1998
                                                     100

142     Hermogenes Francisco Gil Suarez
        Urbanisacion Atlantida
        Catia La Mar Casa No. 19
        La Guaira   10018
        Venezuela
                                                     100    9/30/1998
                                                     100

143     William Rommel Montes Rojas
        Av. Intercomunal
        El Valle Res. Longaray Piso 100,  Apt. 100-03
        Caracas 10091
        Venezuela
                                                     100    9/30/1998
                                                     100

144     Miguel Antonio Flores Vargas
        Av. Nueva Grananda
        Quinta Larurayma
        Caracas 10080
        Venezuela
                                                     100    9/30/1998
                                                     100

145     Ruben Silva Boico
        Res.  Intercomunal
        Piso 1,  Apt. 1A Coche
        Caracas 10091
        Venezuela
                                                     100    9/30/1998
                                                     100

146     Ersel Susar
        265 E. 66th St.
        New York, NY 10021
                                                     100    9/30/1998
                                                     100

147     Jeriah D. Civlei
        2604 Winding Creek
        Evansville, IN 47715
                                                     100    9/30/1998
                                                     100

148     John Tsai
        8328D Lincoln Ave.
        Evansville, IN 47715
                                                     350    9/30/1998
                                                     350

149     Guillermo Guevara
        619 S. Harlan Ave.
        Evansville,  IN 47714
                                                     100    9/30/1998
                                                     100

150     Elizabeth Hudson
        2604 Wexford Dr.
        Evansville,  IN 47715
                                                     100    9/30/1998
                                                     100

151     Graham Bowmer
        5344 E. Timberwood Dr.
        Newburgh, IN 47630
                                                     100    10/1/1999
                                                     100

152     Huei Lee
        4532 Old Carriage Tr.
        Oviedo, FL 32765
                                                  68,397
                                                  68,397


        MAS Acquisition XXII Corp.

        Total Common Shares:         750,000

        Stockholders:
        Certificates

                                Schedule 4.5

                           Pubco Financial Statements

         Audited for the year ended December 31, 1998 - attached
         Audited for the year ended December 31, 1999 - attached
         Unaudited for the period ended March 31, 2000 - attached



               REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
MAS Acquisition XXII Corp.

We have audited the accompanying balance sheet of MAS Acquisition XXII
Corp. (a development stage Company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 1998 and 1999, and the period from January 6, 1997 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAS
Acquisition XXII Corp. (a development stage Company) as of December 31,
1999, and the results of its operations, and its cash flows for each of the years ended December 31, 1998 and 1999, and the period from January 6, 1997 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 the Company has been in the development stage since inception.
Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.


                                   /s/Stark Tinter & Associates, LLC
                                      Stark Tinter & Associates, LLC
                                      Certified Public Accountants

Denver, Colorado
January 5, 2000


                 MAS Acquisition XXII Corp.
               (A Development Stage Company)
                      Balance Sheet
                  As of December 31, 1999


<CATION>
                          Assets

Current assets:
  Total current assets                                       $   -

Other assets:
  Organization costs net of amortization of $54                    36
                                                             --------
     Total assets                                            $     36
                                                             ========

            Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                                  $    -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                                     -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,519,900 shares issued and
   outstanding                                                    111
   Deficit accumulated during the
    development stage                                             (75)
                                                             --------
     Total liabilities and stockholders' equity              $     36
                                                             ========

     Read the accompanying notes to the financial statements.

                              MAS Acquisition XXII Corp.
                            (A Development Stage Company)
                               Statements of Operations
                For the Years Ended December 31, 1998 and 1999 and the Period From Inception (January 6, 1997) to December 31, 1999

                                                 Year             Year           Inception
                                                 Ended            Ended              to
                                               December 31,     December 31,    December 31,
                                                  1998             1999             1999

                                              ------------      -----------    ------------
Revenue                                       $     -           $    -         $    -

Costs and expenses:
 General and Administrative                           30               18             75
                                              ----------        ---------      ---------
   Net (loss)                                 $      (30)       $     (18)     $     (75)
                                              ==========        =========      =========
Per share information:

 Weighted average number
 of common shares
 outstanding - basic and fully diluted         8,512,100        8,519,825       8,512,746
                                               =========        =========       =========

 (Loss) per share - basic and fully diluted    $    (.00)       $    (.00)      $    (.00)
                                               =========        =========       =========



                Read the accompanying notes to the financial statements.

                       MAS Acquisition XXII Corp.
                     (A Development Stage Company)
              Statement of Changes in Stockholders' Equity
       For the Period From (Inception) January 6, 1997, through
                          December 31, 1999

                                                    Deficit Accumulated
                                                         During the
                                Common Stock         Development Stage   Total
                              ----------------      -------------------  -----
                              Shares    Amount
                              ------    ------
Shares issued at inception
 for organization costs
 aggregating $90            8,500,000   $     90       $    -        $      90
Shares issued for
 services at $.001
 per share during
 January, 1997                    500          1                             1
Gift shares issued
 during March, 1997 at
 $.001 per share                7,750          8                             8
Net (loss) for the year          -          -                (27)          (27)
                            ---------   --------       ---------     ---------
Balance December 31, 1997   8,508,250         99             (27)           72
Shares issued for
 services at $.001
 per share during
 September, 1998                  750          1                             1
Gift shares issued
 during September, 1998 at
 $.001 per share               10,800         11                            11
Net (loss) for the year          -          -                (30)          (30)
                            ---------   --------       ---------     ---------
Balance December 31, 1998   8,519,800        111             (57)           54
Shares issued for
 services at $.001
 per share during
 October, 1999                    100       -                              -
Net (loss) for the year          -          -                (18)          (18)
                            ---------   --------       ---------     ---------
Balance December 31, 1999   8,519,900   $    111       $     (75)    $      36
                            =========   ========       =========     =========


     Read the accompanying notes to the financial statements.

                            MAS Acquisition XXII Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                For the Years Ended December 31, 1998 and 1999, and
        the Period From Inception (January 6, 1997) to December 31, 1999

                                                 Year         Year        Inception
                                                 Ended        Ended          to
                                               December 31, December 31, December 31,
                                                  1998         1999          1999
                                               -----------  -----------   ----------
Cash Flows From Operating Activities:
  Net (loss)                                    $      (30)  $      (18)  $      (75)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Amortization                                          18           18           54
  Issuance of common stock for services                  1         -               2
  Gift shares issued                                    11         -              19
                                                ----------  -----------   ----------
Net cash provided by (used in)
  operations                                          -            -            -
                                                ----------  -----------   ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                -            -            -
                                                ----------  -----------   ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                -            -            -
                                                ----------  -----------   ----------
Net increase (decrease) in cash and
  cash equivalents                                    -            -            -
                                                ----------  -----------   ----------
Beginning cash and cash equivalents                   -            -            -
                                                ----------  -----------   ----------
Ending cash and cash equivalents                $     -      $     -      $     -
                                                ==========  ===========   ==========

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes                    $     -      $     -      $     -
                Interest                        $     -      $     -      $     -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                                         $     -      $     -      $      90


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

EXHIBIT 3.0     Articles of Amendment of the Articles of Incorporation

ARTICLES OF AMENDMENT OF THE			SUE ANNIE GILROY
ARTICLES OF INCORPORATION			SECRETARY OF STATE
State form 38333 (R8 / 12-96)			CORPORATIONS DIVISION
Approved by State Board of Accounts 1995	302 W. Washington St., Rm.E018
						Indianapolis, IN  46204
						Telephone: (317) 232-6576

INSTRUCTIONS: Use 8 1/2" x 11" white paper 	Indiana Code 23-138-1 et seq.
	      for inserts.
	      Present original and two copies	Filing Fee:  $30.00
	      to address in upper right hand
	      corner of this
	      Please TYPE of PRINT

                        ARTICLES OF AMENDMENT OF THE
                        ARTICLES OF INCORPORATION OF:

Name of Coporation                                Date of incorporation
  MAS Acquisition XXII Corp.                      January 6, 1997

The undersigned officers of the above referenced Corporation (hereinafter referred to as the "Corporation") existing pursuant to the provisions of:
(indicate appropriate act)

  X  Indiana Business                           Indiana Professional
     Coporation Law                             Corporation Act of 1983

  as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain provisions of its Articles of Incorporation, certify the following facts:

                          ARTICLE I Amendment(s)

The exact text of Article(s)                 I                  of the Articles

        (NOTE: If amending the name of corporation, write Article "I" in space above and write "The name of the Corporation is ----------," below.)



        The name of the corporation is RetinaPharma, Inc.


                              ARTICLE II

Date of each amendment's adoption:
  June 8, 2000

                 ARTICLE III Manner of Adoption and Vote

Mark applicable section: NOTE - Only in limited situations does Indiana law permit an Amendment without shareholder approval. Because a name change requires shareholder approval, Section 2 must be marked and either A or B completed.

        SECTION 1 This amendment was adopted by the Board of Director or incorporators and shareholder action was not required.

   X    SECTION 2  The shareholders of the Corporation entitled to vote in respect to the amendment adopted the proposed amendment.  The amendment was adopted by: (Shareholder approval may be by
                   either A or B.)

                   A. Vote of such shareholders during a meeting called by the Board of Directors. The result of such vote is as follows:

        8,519,900       Shares entitled to vote
        8,250,000       Number of shares represented at the meeting
        8,250,000       Shares voted in favor
        0               Shareds voted against

                   B. Unanimous written consent executed on June 8, 2000 and signed by all shareholders entitled to vote.


                   ARTICLE IV Compliance with Legal Requirements

The manner of the adoption of the Articles of Amendment and the vote by which they were adopted constitute full legal compliance with the provisions of the Act, the Articles of Incorporation, and the By-Laws of the Corporation.

I hereby verify, subject to penalties of perjury, that the statements contained herein are true, this eighth day of June, 2000.

Signature of current officer or                 Printed name of officer or
chairman of the board                           chairman of the board

/s/  Aaron Tsai                                 Aaron Tsai


Signature's Title

President

This schedule contains summary financial information extracted from the Balance Sheet at September 30, 2000 (unaudited) and the Statement of Operations for the nine months ended September 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements.

[PERIOD-TYPE]                          9-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-END]                           SEP-30-2000
[CASH]                                 0
[SECURITIES]                           0
[RECEIVABLES]                          0
[ALLOWANCES]                           0
[INVENTORY]                            0
[CURRENT-ASSETS]                       0
[PP&E]                                 0
[DEPRECIATION]                         0
[TOTAL-ASSETS]                        22
[CURRENT-LIABILITIES]                  0
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                             111
[OTHER-SE]                           (89)
[TOTAL-LIABILITY-AND-EQUITY]          22
[SALES]                                0
[TOTAL-REVENUES]                       0
[CGS]                                  0
[TOTAL-COSTS]                          0
[OTHER-EXPENSES]                     (14)
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                     0
[INCOME-PRETAX]                      (14)
[INCOME-TAX]                           0
[INCOME-CONTINUING]                    0
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                         (14)
[EPS-BASIC]                          0
[EPS-DILUTED]                          0
